Form 10-K405
period 1995-12-31
GREENWICH PROPERTIES I LTD LIQUIDATING TRUST
filed 1996-03-29
CIK 719174

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the Year Ended December 31, 1995

/ / Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         Commission File Number 0-14137
         GREENWICH PROPERTIES-I, LTD. LIQUIDATING TRUST, Formerly Known as
                GREENWICH PROPERTIES-I, LTD. (Former Registrant)
             (Exact Name of Registrant as Specified in Its Charter)

California                                             95-4509666
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

9171 Wilshire Boulevard, Suite 627
Beverly Hills, California                              90210
(Address of Principal Executive Offices)               (Zip Code)

       (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  /X/  No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by non-affiliates of the Trust.

   $851,000 Beneficial interest in trust, not transferable(See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

         The report on Form 15 filed with the Securities and Exchange Commission on January 3, 1995 of former registrant is incorporated herein by reference in Parts I, II, III and IV hereof.

  Page 1 of 20 pages contained herein. Exhibit Index located on page 8 herein.

                                     PART I.

ITEM 1.           BUSINESS.

                  Greenwich Properties-I, Ltd. (the "Partnership"), the former registrant, ceased operations on February 7, 1994, and dissolved and terminated on December 28, 1994 upon filing Form LP-4. Greenwich Properties-I, Ltd. Liquidating Trust (the "Trust") was formed in order to wind up the Partnership's affairs.

                  The Trust was established pursuant to the terms of a trust agreement dated December 20, 1994 with Mr. Herbert M. Gelfand (or his successor appointed in accordance with the terms of the trust agreement), as sole trustee of the Trust (the "Trustee"). The sole beneficiaries of the Trust are the former Limited Partners of the Partnership (the "Beneficiaries"). The Trust will hold all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown. The Trust assets are not commingled with the assets of any other partnership or liquidating trust established for any other partnership.

                  The trust agreement contains customary terms and conditions and has the following characteristics:

                           (i) Each Limited Partner became a beneficiary of the
                  Trust to the extent of their former pro rata limited partner class interest in the Partnership.

                            (ii) The Trust's activities will consist of: (a)
                  satisfying any liabilities or obligations of the Partnership which were not paid or otherwise discharged by the Partnership; (b) making liquidating distributions to the beneficiaries when the liabilities of the Partnership are settled; (c) investing its liquid assets in demand and short term time deposits in banks or savings institutions or temporary investments such as short-term certificates of deposit or Treasury bills (excluding derivative securities); and (d) taking such other action as is necessary to conserve and protect the assets of the Trust and provide for the orderly liquidation of the assets transferred to the Trust. Since the former Limited Partners are the sole beneficiaries of the Trust, they will bear the risk of the investment of the Trust assets.

                           (iii) Beneficial interests in the Trust will not be
                  transferable except by will, intestate succession, or operation of law and no certificates representing such beneficial interests have been issued.

                           (iv) The Trustee will issue annual reports to the
                  Beneficiaries showing the assets and liabilities of the Trust at the end of each calendar year and the receipts and disbursements of the Trustee for the period. The annual report will also describe changes to the assets of the Trust during the period and actions taken by the Trustee during the period. Such reports will be audited by the Trust's outside certified public accountants. The Trustee may also issue interim reports to the Beneficiaries. These interim reports will be issued whenever, in the opinion of the Trustee, a significant event relating to the assets of the Trust has occurred.

                           (v) At the reasonable discretion of the Trustee, the
                  Trust will disburse its net earnings annually.

                           (vi) The Trust will terminate at the earlier of the
                  distribution of all of the remaining assets, if any, to the beneficiaries or three years from the date of formation of the Trust, but may be extended to a later date if liabilities remain unresolved at the end of the three-year term.

                  The sole beneficiaries of the Trust are the former Limited Partners of the Partnership. The Trust holds all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown at the time of its termination. These assets initially consisted of the Reserve, which is described in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference. Upon termination of the Trust, any remaining assets will be distributed in one or more installments, to the Beneficiaries (the former Limited Partners of the Partnership, pro rata in accordance with their former class ownership interest in the Partnership).

ITEM 2.           PROPERTIES.

                  The Trust owns no physical properties.

ITEM 3.           LEGAL PROCEEDINGS.

                  The Partnership has been apprised of a pending action in the Superior Court of the State of Arizona, in and for the County of Maricopa.

                  The Plaintiff is alleging Malicious Prosecution, Intentional Infliction of Emotional Distress and Punitive Damages. The action is the result of an attempt to evict a resident of The Meadows.

                  An eviction proceeding began while the Partnership owned The Meadows. The eviction was refiled following the sale of the property to a nominee of MHC Operating Limited Partnership. The Partnership has not been named or served in the pending action. However, De Anza Assets, Inc., the Partnership's managing agent at the time of ownership of The Meadows has been named. Representatives of De Anza Assets, Inc. have indicated that they will tender the defense of the claim to the Partnership pursuant to the indemnification provisions of the Management Agreement between De Anza Assets, Inc. and the Partnership.

                  De Anza Assets, Inc. and the Partnership have tendered the plaintiff's claim to their general liability carrier who is defending the action. However, the insurer has indicated that the Partnership is not insured for intentional infliction of emotional distress or punitive damages and has reserved its rights. The plaintiff has not stated the amount of damages he is seeking. The Trustee believes that the Plaintiff is unlikely to prevail in the underlying claim based on information he possesses at this time and that the outcome is not likely to have a material effect on the Trust's financial position.

                  Since the Trust has assumed the Partnership's liabilities, it will pursue the defense of the Partnership against the claim by De Anza Assets, Inc.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  No matter was submitted during the quarter ended December 31, 1995.

                                    PART II.

ITEM 5.           MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         (a)      Market Information.

                  Under the terms of Trust, the Beneficial Interests are not transferable, therefore, there is no public market for the Beneficiary Interests in the Trust and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of an Interest at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Partnership and should not be relied upon as indicative of any bid or ask quotations or transactions in the Trust.

         (b)      Holders.

                  As of December 31, 1995, the approximate number of Beneficiaries is 3,153.

         (c)      Dividends.

                  The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the settlement of liabilities allow as determined by the Trustee. No distributions were made in 1995.

ITEM 6.             SELECTED FINANCIAL DATA.

                  The following table sets forth in tabular form a summary of selected financial data for the Trust for the year ended December 31, 1995 and for the period from December 20, 1994 (Inception) through December 31, 1994:

                                         1995              1994
                                         ----              ----
Operating revenues:                     $22,348            $-0-

Net income (loss) from                 (71,376)             -0-
continuing operations:

Net income (loss) from                 (713.76)             -0-
continuing operations per 1%
Beneficiary Interest:

Total assets:                           789,942          880,283

Long-term obligations:                      -0-             -0-

Cash distributions per 1%                   -0-             -0-
Beneficiary Interest:

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (1 ) and  (2)  Liquidity and Capital Resources.

                  A Reserve was established by the Partnership and contributed to the Trust. The initial amount of this Reserve was approximately $851,000. Any funds remaining in this Reserve, after satisfaction of Partnership liabilities, payment of expenses and costs of liquidating and dissolving, will be distributed by the Trust to the Beneficiaries.

         (3)      Results of Operations.

                  Since the inception of the Trust on December 20, 1994 and its subsequent receipt of Partnership assets, the Trust has received interest income of $22,348 in 1995. Expenses relating to the operation of the Partnership's previous property totaled $56,331 in 1995 and expenses relating to the administration of the Trust totaled $37,393 in 1995. The Trust received no income nor incurred any expense in 1994.

                  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements and Notes is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

                  The Trust has no executive officers or directors. The Trustee is Mr. Herbert M. Gelfand. Herbert M. Gelfand currently serves as a Trustee of 16 affiliated trusts and is the Operating General Partner of four affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc., the former Operating General Partner of the Partnership. Mr. Gelfand had served as its Chairman of the Board of Directors until its sale on August 18, 1994. From 1986 to 1990, Mr. Gelfand was also the Chief Executive Officer. In addition, Mr. Gelfand is the sole shareholder and Chairman of the Board of Directors of De Anza Corporation which currently serves as the Operating General Partner of two real estate partnerships and is the liquidating agent of three other partnerships. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977. From 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, the former Director, President and Chief Financial Officer of De Anza Group, Inc., the Director, President and Chief Financial Officer of De Anza Corporation and the sole shareholder, Chairman of the Board, President and Chief Financial Officer of Terra Vista Management, Inc. Mr. Gelfand is also the father-in-law of Michael
G. Silverman, the former Secretary, Vice President and General Counsel of De Anza Group, Inc.

                  Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Trust, no person failed to timely file a report required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.          EXECUTIVE COMPENSATION.

                  The Trust does not have directors, a chief executive officer or any other executive officers. There was no compensation (including distributions) paid by the Trust to the Trustee.

                  Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (a)      Security Ownership of Certain Beneficial Owners.

                  The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For the year ended December 31, 1994, one or more affiliated or related parties of the Trustee were reimbursed $32,861 for the cost of goods and services provided that were necessary for the administration of the Trust and wind up of the Partnership's affairs. See Item 8, Note 3 to the Financial Statements for discussion of the affiliations with the Trust which is incorporated herein by reference.

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (a)      1.       Index to Financial Statements for the years ended
December 31, 1995 and 1994 that are filed as part of this report:

                                                                                             PAGE
                                                                                             ----
                  Independent Auditor's Report.............................................    13

                  Balance Sheets, December 31, 1995 and 1994...............................    14

                  Statements of Operations for the year ended
                  December 31, 1995 and for the period December 20, 1994
                  through December 31, 1994................................................    15

                  Statements of Changes in Beneficiaries' Capital for
                  the period December 20, 1994 through
                  December 31, 1995.........................................................   16

                  Statements of Cash Flows for the year ended
                  December 31, 1995 and for the period December 20,

                  1994 through December 31, 1994............................................   17

                  Notes to Financial Statements.............................................   18

                  2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.

                  3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----
2.1               Greenwich Properties - I, Ltd. Liquidating Trust Agreement
                  dated December 20, 1994 between the Partnership and Mr.
                  Herbert M. Gelfand as trustee. (See Exhibit 2.1 in the Trust's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994, incorporated herein by reference.)

EXHIBIT NO.       ...........................................................................     PAGE
2.2               Assignment and Assumption  Agreement dated December 20, 1994 between the Partnership and the Trust. (See Exhibit 2.2 in the
                  Trust's Annual Report on Form 10-K for the year ended December
                  31, 1994, incorporated herein by reference.)


         (b)      Reports on Form 8-K.
                  None.

         (c) The information set forth in Item 14(a) (3) of this Annual Report on Form 10-K is incorporated herein by reference.

         (d) All information required by Regulation S-X will be furnished by the Trust to its Beneficiaries in its annual report. Therefore, this Item is not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWICH PROPERTIES - I, LTD. LIQUIDATING TRUST

By       /s/Herbert M. Gelfand
         ---------------------
           Herbert M. Gelfand
           Trustee

Date:    March 29, 1996

                      GREENWICH PROPERTIES - I, LTD.
                             LIQUIDATING TRUST

                       AUDITED FINANCIAL STATEMENTS

                        December 31, 1995 and 1994

                Greenwich Properties - I, Ltd. Liquidating Trust

                           December 31, 1995 and 1994

                                    Contents

Report  of Independent Auditors...............................................  1

Audited Financial Statements

Balance Sheets................................................................  2
Statements of Operations......................................................  3
Statement of Changes in Beneficiaries' Capital................................  4
Statements of Cash Flows......................................................  5
Notes to Financial Statements.................................................  6

                         Report of Independent Auditors

To the Beneficiaries
Greenwich Properties - I, Ltd. Liquidating Trust
Beverly Hills, California


We have audited the accompanying balance sheets of Greenwich Properties - I, Ltd. Liquidating Trust (the Trust) as of December 31, 1995 and 1994, and the related statements of operations, changes in beneficiaries' capital and cash flows for the year ended December 31, 1995 and for the period December 20, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1995 and 1994, and the results of its operations and cash flows for the year ended December 31, 1995 and for the period December 20, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.

Ernst & Young, LLP

Los Angeles, California

January 22, 1996

                Greenwich Properties - I, Ltd. Liquidating Trust

                                 Balance Sheets

                                                                                  DECEMBER 31,
                                                                            1995              1994
                                                                       ---------------- ------------------
                               ASSETS

CASH (Note 1)                                                             $   789,942     $   880,283
                                                                       -----------------------------------

                                                                          $   789,942     $   880,283
                                                                       ===================================

                                 LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
    including $3,440 and $18,892 due to related parties
    at  December 31, 1995 and 1994, respectively                          $    10,633     $    29,598

BENEFICIARIES' CAPITAL                                                        779,309         850,685
                                                                       -----------------------------------

                                                                          $   789,942     $   880,283
                                                                       ===================================





     See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                            Statements of Operations

                                                                                         For the Period
                                                                                        December 20, 1994
                                                                                            (Date of
                                                                                       Inception) through
                                                                        YEAR ENDED         December 31,
                                                                    DECEMBER 31, 1995          1994
                                                                   ----------------------------------------
INCOME

         Interest                                                      $    22,348         $         -
                                                                   ----------------------------------------

EXPENSES
         Professional fees and services,
                  including $5,496 paid to related parties (Note 3)         29,520                   -
         Salaries paid to related parties (Note 3)                          26,043                   -
         Miscellaneous partnership expense                                  19,152                   -
         Other, including $1,322 paid to related parties
                  (Note 3)                                                  19,009                   -
                                                                   ----------------------------------------
                                                                            93,724                   -

                                                                   ----------------------------------------

NET LOSS                                                               $   (71,376)        $         -
                                                                   ========================================

LOSS PER 1% BENEFICIARY INTEREST (Note 4)                              $   (713.76)        $         -
                                                                   ========================================


     See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                 Statement of Changes in Beneficiaries' Capital

                                                                                           FOR THE PERIOD
                                                                                         DECEMBER 20, 1994
                                                                                        (DATE OF INCEPTION)
                                                                                              THROUGH
                                                                                         DECEMBER 31, 1995
                                                                                        ---------------------
BALANCE - December 20, 1994 (date of inception)                                             $          -

CONTRIBUTIONS - for the period December 20, 1994 (date of
         inception) through December 31, 1994 (Note 2)                                           850,685

NET INCOME - for the period December 20, 1994 (date of inception)
         through  December 31, 1994                                                                    -

                                                                                        ---------------------
BALANCE - December 31, 1994                                                                      850,685

NET LOSS - for the year ended December 31, 1995                                                  (71,376)
                                                                                         ---------------------
BALANCE - December 31, 1995                                                                 $    779,309
                                                                                         =====================



     See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                            Statements of Cash Flows

                                                                                         For the Period
                                                                                        December 20, 1994
                                                                                            (Date of
                                                                    FOR THE YEAR ENDED Inception) Through
                                                                       DECEMBER 31,       December 31,
                                                                           1995               1994
                                                                   ----------------------------------------
OPERATING ACTIVITIES
         Cash paid to suppliers, including $32,861 paid to
                  related parties in 1995                             $     (112,689)     $            -
         Interest received                                                    22,348                   -
                                                                   ----------------------------------------
                           Net cash used by operating activities             (90,341)                  -
                                                                   ----------------------------------------

FINANCING ACTIVITIES
         Capital contributions                                                     -             880,283
                                                                   ----------------------------------------
                           Net cash provided by financing
                                     activities                                    -             880,283

                                                                   ----------------------------------------

NET (DECREASE) INCREASE IN CASH                                              (90,341)            880,283

CASH AT BEGINNING OF PERIOD                                                  880,283                   -
                                                                   ----------------------------------------
CASH AT END OF PERIOD                                                 $      789,942      $      880,283
                                                                   ========================================

RECONCILIATION OF NET LOSS TO NET CASH
         USED IN OPERATING ACTIVITIES
         Net loss                                                     $      (71,376)     $            -
         Changes in operating assets and liabilities:
                           Decrease in accounts payable and accrued
                                    expenses                                 (18,965)                  -

                                                                   ----------------------------------------

                           Net cash used in operating activities      $      (90,341)     $            -
                                                                   ========================================

NONCASH ACTIVITY

Pursuant to the liquidation of Greenwich Properties - I, Ltd., accounts payable and accrued expenses of $29,598 were transferred to the Greenwich Properties - I, Ltd. Liquidating Trust (Notes 1 and 2) during 1994.

     See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                          Notes to Financial Statements

                    For the Year Ended December 31, 1995 and
For the Period December 20, 1994 (Date of Inception) Through December 31, 1994

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

ORGANIZATION

Greenwich Properties - I, Ltd. Liquidating Trust (the Trust) was formed on December 20, 1994 to acquire the remaining assets, assume the remaining liabilities and wind up the affairs of Greenwich Properties - I, Ltd. (the Partnership), pursuant to a plan of liquidation of the Partnership. The Partnership ceased operations as of February 7, 1994, and subsequently dissolved and was terminated on December 28, 1994. Upon liquidation, all of the remaining assets and liabilities of the Partnership and its reserves were contributed by the Partnership to the Trust, on behalf of the beneficiaries, of which Herbert
M. Gelfand, the former operating general partner of the Partnership, is the trustee (Trustee). The Trust will settle Partnership liabilities and will terminate after final release and distribution of reserves. Beneficial interest in the Trust will be maintained by the Partnership's former limited partners in accordance with each partner's pro rata class ownership interest in the Partnership.

INCOME TAXES

No provision for income taxes has been included in the accompanying financial statements since the beneficiaries are responsible for reflecting their share of income or loss on their respective income tax returns.

CASH AND CASH EQUIVALENTS

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1995, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with reputable financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.


See accompanying report of independent auditors.

                Greenwich Properties - I, Ltd. Liquidating Trust

                    For the Year Ended December 31, 1995 and
 For the Period December 20, 1994 (Date of Inception) through December 31, 1994


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, cash equivalents and accounts payable approximates fair value due to the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. CONTRIBUTIONS TO LIQUIDATING TRUST

On December 28, 1994, the Partnership contributed the following assets and liabilities to the Trust on behalf of the beneficiaries:

         Cash                                             $     880,283
         Accounts payable and accrued expenses                  (29,598)
                                                        ==================
 Net capital contribution to the Trust                    $     850,685
                                                        ==================

The cash makes up the Partnership Expense Reserve which was established to fund future administrative costs and contingencies of the Trust.

3. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. and De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid $32,861 during the year ended December 31, 1995, for performing bookkeeping, computer, legal and beneficiary relations services necessary for the administration of the Trust.


See accompanying report of independent auditors.

                Greenwich Properties - I, Ltd. Liquidating Trust

                    For the Year Ended December 31, 1995 and
 For the Period December 20, 1994 (Date of Inception) through December 31, 1994

4. LOSS PER 1% BENEFICIARY INTEREST

Loss per 1% beneficiary interest is computed based on each beneficiary's pro rata limited partner class ownership interest formerly held in the dissolved Partnership. The 1995 net loss of $71,376 results in $713.76 of loss for each 1% interest in the Trust.


See accompanying report of independent auditors.