Form 10-K405
period 1996-12-31
GREENWICH PROPERTIES I LTD LIQUIDATING TRUST
filed 1997-03-26
CIK 719174

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                              Yes  [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                State the aggregate market value of the voting
                  stock held by non-affiliates of the Trust.

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


ITEM 1.    BUSINESS.
           --------

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

ITEM 2. PROPERTIES.
        ----------

        The Trust owns no physical properties.


ITEM 3. LEGAL PROCEEDINGS.
        -----------------

        The Partnership's former property, The Meadows, was involved in litigation in Superior Court of the State of Arizona, County of Maricopa known as David E. Yochum v. De Anza Assets, Inc. et al Case No. CV 94-92415. Mr.
   ---------------------------------------------
Yochum claimed that management attempted to wrongfully evict him from the property. The matter was settled in June 1996, with De Anza's insurer paying a portion of the settlement. The Trust did not have to contribute any funds to the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
        ---------------------------------------------------

        No matter was submitted during the quarter ended December 31, 1996.

                                    PART II.


ITEM 5. MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        --------------------------------------------------------------------

   (a)  Market Information.
        ------------------

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

   (b)  Holders.
        -------
        As of December 31, 1996, the approximate number of Beneficiaries is 3,150.

   (c)  Dividends.
        ---------

        The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the settlement of liabilities allow as determined by the Trustee. No distributions were made in 1996.

ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------

        The following table sets forth in tabular form a summary of selected financial data for the Trust for the years ended December 31, 1996 and 1995 and for the period from December 20, 1994 (Inception) through December 31, 1994:

                                             1996        1995        1994
                                           ---------   ---------   --------
Operating revenues:                        $ 27,346    $ 22,348    $    -0-

Net income (loss) from continuing
 operations:                                (22,441)    (71,376)        -0-


Net income (loss) from continuing
 operations per 1% Beneficiary Interest:    (224.41)    (713.76)        -0-


Total assets:                               771,826     789,942     880,283

Long-term obligations:                          -0-         -0-         -0-

Cash distributions per 1% Beneficiary
 Interest:                                      -0-         -0-         -0-

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

        (1) and (2) Liquidity and Capital Resources.
                    -------------------------------

        A Reserve was established by the Partnership and contributed to the Trust. The initial amount of this Reserve was approximately $851,000. Any funds remaining in this Reserve, after satisfaction of Partnership liabilities, payment of expenses and costs of liquidating and dissolving, will be distributed by the Trust to the Beneficiaries.

        (3)  Results of Operations.
             ---------------------

        Since the inception of the Trust on December 20, 1994 and its subsequent receipt of Partnership assets, the Trust received interest income of $26,557 in 1996 and $22,348 in 1995. Expenses relating to the operation of the Partnership's previous property totaled $6,423 in 1996 and $56,331 in 1995 and expenses relating to the administration of the Trust totaled $42,575 in 1996 and $37,393 in 1995. The Trust received no income nor incurred any expense in 1994.

        Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

        See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements and Notes is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

        None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------

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


ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

         The Trust does not have directors, a chief executive officer or any other executive officers. There was no compensation (including distributions) paid by the Trust to the Trustee.

         Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         (a) Security Ownership of Certain Beneficial Owners.
             -----------------------------------------------

         The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         For the year ended December 31, 1996, one or more affiliated or related parties of the Trustee were reimbursed $25,693 for the cost of goods and services provided that were necessary for the administration of the Trust and wind up of the Partnership's affairs. See Item 8, Note 3 to the Financial Statements for discussion of the affiliations with the Trust which is incorporated herein by reference.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

      (a) 1. Index to Financial Statements for the years ended December 31, 1996 and 1995 that are filed as part of this report:


                                                                           PAGE
                                                                           ----
         Independent Auditor's Report...................................... 13
         Balance Sheets, December 31, 1996 and 1995........................ 14
         Statements of Operations for the years ended December 31,
          1996 and 1995 and for the period December 20, 1994 through
          December 31, 1994................................................ 15
         Statements of Changes in Beneficiaries' Capital for the
          years ended December 31, 1996 and 1995 and for the period
          December 20, 1994 through December 31, 1994...................... 16
         Statements of Cash Flows for the years ended December 31,
          1996 and 1995 and for the period December 20, 1994 through
          December 31, 1994................................................ 17
         Notes to Financial Statements..................................... 18

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

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREENWICH PROPERTIES - I, LTD. LIQUIDATING TRUST



By     /s/Herbert M. Gelfand
       ---------------------
          Herbert M. Gelfand
          Trustee

Date:  March 26, 1997

                        GREENWICH PROPERTIES - I, LTD.
                               LIQUIDATING TRUST

                         AUDITED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

               Greenwich Properties - I, Ltd. Liquidating Trust

                          December 31, 1996 and 1995



                                    Contents


Report of Independent Auditors...........................................   1

Audited Financial Statements

Balance Sheets...........................................................   2
Statements of Operations.................................................   3
Statement of Changes in Beneficiaries' Capital...........................   4
Statements of Cash Flows.................................................   5
Notes to Financial Statements............................................   6

                         Report of Independent Auditors

To the Beneficiaries
Greenwich Properties - I, Ltd. Liquidating Trust
Beverly Hills, California


We have audited the accompanying balance sheets of Greenwich Properties - I, Ltd. Liquidating Trust (the Trust) as of December 31, 1996 and 1995, and the related statements of operations, changes in beneficiaries' capital and cash flows for the years ended December 31, 1996 and 1995 and for the period December 20, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 and for the period December 20, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG, LLP
Los Angeles, California
January 27, 1997

                Greenwich Properties - I, Ltd. Liquidating Trust

                                 Balance Sheets

                                                               DECEMBER 31,
                                                             1996        1995
                                                           --------------------
                   ASSETS

CASH (Note 1)                                              $771,286    $789,942
                                                           --------------------

                                                           $771,286    $789,942
                                                           ====================


   LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
 including $5,438 and $3,440 due to
 related parties at December 31, 1996
 and 1995, respectively (Note 2)                           $ 14,418    $ 10,633

BENEFICIARIES' CAPITAL                                      756,868     779,309
                                                           --------------------

                                                           $771,286    $789,942
                                                           ====================

See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                            Statements of Operations

                                                                                           For the Period
                                                                                            December 20,
                                                                                           1994 (Date of
                                                                                             Inception)
                                                                        YEAR ENDED             through
                                                                       DECEMBER 31,          December 31,
                                                                       1996        1995          1994
                                                                    ---------------------------------------
INCOME
 Interest                                                           $ 26,557     $ 22,348         $  -
 Other                                                                   789            -            -
                                                                    ---------------------------------------
                                                                      27,346       22,348            -
                                                                    ---------------------------------------

EXPENSES
 Salaries paid to related parties (Note 2)                            23,533       26,043            -
 Professional fees and services, including
  $5,496 paid to related parties during 1995 (Note 2)                 13,452       29,520            -
 Miscellaneous partnership expense                                         -       19,152            -
 Other, including $2,160 and $1,322 paid to related
  parties during 1996 and 1995, respectively (Note 2)                 12,802       19,009            -
                                                                    ---------------------------------------
                                                                      49,787       93,724            -
                                                                    ---------------------------------------

NET LOSS                                                            $(22,441)    $(71,376)        $  -
                                                                    =======================================

LOSS PER 1% BENEFICIARY INTEREST (Note 3)                           $(224.41)    $(713.76)        $  -
                                                                    =======================================

See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                 Statement of Changes in Beneficiaries' Capital

                   Years Ended December 31, 1996 and 1995 and
              For the Period December 20, 1994 (Date of Inception)
                           through December 31, 1995

BALANCE - December 20, 1994 (date of inception)                       -

CONTRIBUTONS - for the period December 20, 1994
 (date of inception) through December 31, 1994 (Note 2)        $850,685


NET INCOME - for the period December 20, 1994
 (date of inception) through December 31, 1994                        -
                                                               --------

BALANCE - January 1, 1995                                       850,685

NET LOSS - for the year ended December 31, 1995                 (71,376)
                                                               --------

BALANCE - December 31, 1995                                     779,309

NET LOSS - for the year ended December 31, 1996                 (22,441)
                                                               --------

BALANCE - December 31, 1996                                    $756,868
                                                               ========

See accompanying report of independent auditors and notes to financial statements.

                Greenwich Properties - I, Ltd. Liquidating Trust

                            Statements of Cash Flows

                                                                                              For the Period
                                                                                               December 20,
                                                                                              1994 (Date of
                                                                                                Inception)
                                                                        YEAR ENDED                through
                                                                       DECEMBER 31,             December 31,
                                                                     1996         1995              1994
                                                                    ------------------------------------------
OPERATING ACTIVITIES
 Cash paid to suppliers, including $24,693 and $32,861
  paid to related parties in 1996 and 1995, respectively            $(46,002)    $(112,689)              -

 Interest and other income received                                   27,346        22,348               -
                                                                    ------------------------------------------
   Net cash used in operating activities                             (18,656)      (90,341)              -
                                                                    ------------------------------------------

NET (DECREASE) INCREASE IN CASH                                      (18,656)      (90,341)              -

FINANCING ACTIVITIES
 Capital contributions                                                     -             -        $880,283
                                                                    ------------------------------------------
   Net cash provided by financing activities                               -             -         880,283

CASH AT BEGINNING OF PERIOD                                          789,942       880,283               -
                                                                    ------------------------------------------
CASH AT END OF PERIOD                                               $771,286     $ 789,942        $880,283
                                                                    ==========================================

RECONCILIATION OF NET LOSS TO NET CASH USED
 IN OPERATING ACTIVITIES
  Net loss                                                          $(22,441)    $ (71,376)       $      -
  Changes in operating assets and liabilities:
 Increase (decrease) in accounts payable and accrued expenses          3,785       (18,965)              -
                                                                    ------------------------------------------
   Net cash used in operating activities                            $(18,656)    $ (90,341)       $      -
                                                                    ==========================================


NONCASH ACTIVITY
Pursuant to the liquidation of Greenwich Properties - I, Ltd., accounts payable and accrued expenses of $29,598 were transferred to the Greenwich Properties - I, Ltd. Liquidating Trust (Notes 1 and 2) during 1994.

See accompanying report of independent auditors and notes to financial statements.

               Greenwich Properties - I, Ltd. Liquidating Trust

                         Notes to Financial Statements

              For the Years Ended December 31, 1996 and 1995 and
For the Period December 20, 1994 (Date of Inception) through December 31, 1994

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

On December 28, 1994, the Partnership contributed the following assets and liabilities to the Trust on behalf of the beneficiaries:

      Cash                                        $880,283
      Accounts payable and accrued expenses        (29,598)
                                                  --------
      Net capital contribution to the Trust       $850,685
                                                  ========

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

               Greenwich Properties - I, Ltd. Liquidating Trust

              For the Years Ended December 31, 1996 and 1995 and
For the Period December 20, 1994 (Date of Inception) through December 31, 1994


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1996, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with reputable financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

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

2. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. and De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid in the aggregate $25,693 and $32,861 during the years ended December 31, 1996 and 1995, respectively, for performing bookkeeping, computer, legal and beneficiary relations services necessary for the administration of the Trust.

See accompanying report of independent auditors.

               Greenwich Properties - I, Ltd. Liquidating Trust

              For the Years Ended December 31, 1996 and 1995 and
For the Period December 20, 1994 (Date of Inception) through December 31, 1994


3. LOSS PER 1% BENEFICIARY INTEREST

Loss per 1% beneficiary interest is computed based on each beneficiary's pro rata limited partner class ownership interest formerly held in the dissolved Partnership. The 1996 net loss of $22,441 and the 1995 net loss of $71,376 results in $224.41 and $713.76, respectively, of loss for each 1% interest in the Trust.


See accompanying report of independent auditors.